Form 10-K
period 2020-12-31
Harley-Davidson Motorcycle Trust 2019-A
filed 2021-03-25
CIK 1778781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
    Yes       No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      No

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

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  Smaller Reporting Company      Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes    No

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
Item 4. RESERVED.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Harley-Davidson Credit Corp. (“HDCC” or “Company”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”). HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc. HDCC and its affiliates provide retail financial services to consumers primarily in the United States and Canada and wholesale financial services primarily to Harley-Davidson® motorcycle dealers in the United States and Canada. Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar promissory note and security agreements) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity –– Harley-Davidson Motorcycle Trust 2019-A (the “Trust”) –– and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (including similar agreements entered into in connection with the formation of similar trusts).
The 30-day delinquency rate for retail motorcycle loans serviced by HDCC at December 31, 2020 decreased to 3.18% from 4.39% at December 31, 2019. The improved delinquency rate was primarily driven by a high volume of short-term COVID-19 pandemic-related extensions during the second quarter of 2020 and into the first part of the third quarter of 2020 on eligible retail loans to help customers get through financial difficulties associated with the pandemic. If an obligor received an extension, then the related contract was not treated as delinquent during such extension period. Through the remainder of 2020, the volume of payment extensions on eligible retail loans declined but has not yet returned to pre-COVID-19 pandemic levels. The Company continues to grant payment extensions to customers in accordance with its policies. Annual losses on the Company's retail motorcycle loans were 1.38% during 2020 compared to 2.00% in 2019. The favorable retail credit loss performance was due to lower delinquencies driven by the COVID-19 pandemic-related loan payment extensions earlier in the year as well as improved used motorcycle values at auction due to a limited supply of new and used motorcycles. HDCC believes its retail credit losses may continue to increase over time due to changing consumer credit behavior, efforts to increase prudently structured loan approvals to sub-prime borrowers, new financing programs that may result in different loan performance than existing programs, as well as actions that Harley-Davidson has taken and could take that impact motorcycle values. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending

December 31, 2020, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
HDCC’s Report on Assessment and the related Attestation Report have not identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to HDCC.
The Indenture Trustee’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion that is applicable to the Indenture Trustee’s overall platform but, as indicated to the Trust by the Indenture Trustee, that does not relate to or involve the performance by the Indenture Trustee under the Trust’s servicing agreement. Specifically, with regard to servicing criterion 1122(d)(2)(vii)(A), (B), (C), (D), during the Period certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements.
The Indenture Trustee further indicates in its Report on Assessment that remediation steps have been implemented. The Trust has not independently verified the accuracy of the Indenture Trustee’s assertions or the adequacy of its remediation efforts.
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

10.4	Underwriting Agreement dated as of June 19, 2019 among CFC, HDCC and Barclays Capital Inc., as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-230733-01), filed on June 20, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2020.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2020.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.
35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2020 through December 31, 2020.

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
James Darrell Thomas
Vice President, Treasurer and Assistant Secretary (senior officer in charge of the servicing function)

March 25, 2021

EXHIBIT INDEX

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

10.4	Underwriting Agreement dated as of June 19, 2019 among CFC, HDCC and Barclays Capital Inc., as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-230733-01), filed on June 20, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2020.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2020.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.
35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2020 through December 31, 2020.