Form 10-K
period 2021-12-31
Harley-Davidson Motorcycle Trust 2019-A
filed 2022-03-24
CIK 1778781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Harley-Davidson Credit Corp. (“HDCC” or “Company”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”). HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc. HDCC and its affiliates provide retail financial services to consumers primarily in the United States and Canada and wholesale financial services primarily to Harley-Davidson® motorcycle dealers in the United States and Canada. Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar promissory note and security agreements) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity – Harley-Davidson Motorcycle Trust 2019-A (the “Trust”) – and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (including similar agreements entered into in connection with the formation of similar trusts).
Annual losses on the retail motorcycle loans serviced by HDCC were 1.19% during 2021 compared to 1.38% in 2020. The favorable retail credit loss performance was due to elevated used motorcycle values at auction in the U.S. and continued lower than normal delinquency levels driven by benefits provided to individuals under the U.S. federal stimulus packages and COVID-19 pandemic retail payment extensions. Favorable used motorcycle values stemmed from an ongoing low number of motorcycles at auction. The 30-day delinquency rate for retail motorcycle loans serviced by HDCC at December 31, 2021 increased to 3.33% from 3.18% at December 31, 2020. Although the 30-day delinquency rate was elevated as compared to 2020, the 2021 delinquency rate remained below levels experienced prior to the COVID-19 pandemic. These continued low delinquency levels were driven by benefits to individuals provided under U.S. federal stimulus packages as well as the effects of COVID-19 pandemic-related retail payment extensions. Starting in the second quarter of 2020, HDCC granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. During 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. Extensions specific to the COVID-19 pandemic were discontinued by HDCC at the beginning of the third quarter of 2021. HDCC continues to grant payment extensions to its customers consistent with its standard policies and practices. HDCC expects the delinquency rate to normalize over time as it moves further away from the influx of stimulus funding. HDCC believes its retail credit losses may continue to increase over time due to changing consumer credit behavior and new financing programs that may result in different loan performance than existing programs, as well as actions that Harley-Davidson has taken and could take that impact motorcycle values. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending
December 31, 2021, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
HDCC’s Report on Assessment and the related Attestation Report have not identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to HDCC.
The Indenture Trustee’s Report on Assessment and related Attestation Report have not identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the Indenture Trustee.
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

INDEX TO EXHIBITS

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

10.4	Underwriting Agreement dated as of June 19, 2019 among CFC, HDCC and Barclays Capital Inc., as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-230733-01), filed on June 20, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2021.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2021.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.
35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2021 through December 31, 2021.

(c)	Not Applicable

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

March 24, 2022